Form 10-Q
period 2026-03-31
Fortress Value Acquisition Corp. V
filed 2026-04-30
CIK 1850733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-43167

FORTRESS VALUE ACQUISITION CORP. V

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1901881
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1345 Avenue of the Americas, New York, NY 10105

(Address of principal executive offices) (Zip Code)

(212) 798-6100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	FVAV	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 27, 2026, 28,950,000 Class A ordinary shares, par value $0.0001 per share and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp. V

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS VALUE ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets:
Cash	$1,061,072	$20,000
Prepaid expenses	452,388	—
Total current assets	1,513,460	20,000
Investments held in Trust Account	288,314,124	—
Deferred offering costs	—	594,979
Total Assets	$289,827,584	$614,979

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs	$640,194	$546,354
Accounts payable and accrued expenses	96,859	72,140
Note payable - related party	—	43,625
Total current liabilities	737,053	662,119
Deferred underwriting commissions	15,812,500	—
Total Liabilities	16,549,553	662,119

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 shares issued and outstanding at redemption value of $10.03 per share as of March 31, 2026	288,314,124	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; none issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 200,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of March 31, 2026	20	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 7,187,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively(1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(15,036,832)	(72,140)
Total Shareholders’ Deficit	(15,036,093)	(47,140)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$289,827,584	$614,979

(1)

As of December 31, 2025, the 7,187,500 of Class B ordinary shares includes 937,500 of shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. In March 2026, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. V

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2026

(Unaudited)

Formation, general and administrative expenses	$56,687
Loss from operations	(56,687)

Other income (loss):
Interest and dividend income	814,124
Change in fair value of over-allotment option liability	36,750
Total other income (loss)	850,874

Net income	$794,187

Basic weighted average shares outstanding, Class A ordinary shares subject to possible redemption	10,125,000
Basic net income per share, Class A ordinary shares subject to possible redemption	$0.05

Basic weighted average shares outstanding, Class A and B ordinary shares not subject to redemption	6,562,917
Basic net income per share, Class A and B ordinary shares not subject to redemption	$0.05

Diluted weighted average Class A ordinary shares subject to possible redemption	10,125,000
Diluted net income per Class A ordinary shares subject to possible redemption	$0.05

Diluted weighted average Class A and B ordinary shares not subject to redemption	7,260,833
Diluted net income per Class A and B ordinary shares not subject to redemption	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. V

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2026

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025(1)	—	$—	7,187,500	$719	$24,281	$(72,140)	$(47,140)
Sale of Private Placement shares	200,000	20	—	—	1,999,980	—	2,000,000
Exercise of over-allotment option at fair value	—	—	—	—	322,500	—	322,500
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(2,346,761)	(15,758,879)	(18,105,640)
Net income	—	—	—	—	—	794,187	794,187
Balance - March 31, 2026	200,000	$20	7,187,500	$719	$—	$(15,036,832)	$(15,036,093)

(1)	The 7,187,500 of Class B ordinary shares includes 937,500 of shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. In March 2026, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. V

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2026

(Unaudited)

Cash Flows from Operating Activities:
Net income	$794,187
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income from investments held in Trust Account	(814,124)
Change in fair value of over-allotment option liability	(36,750)
Changes in operating assets and liabilities:
Prepaid expenses	(452,388)
Accounts payable and accrued expenses	24,719
Net cash used in operating activities	(484,356)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from Sponsor loan	116,750
Repayment of Sponsor loan	(160,375)
Proceeds received from Initial Public Offering of Public Shares, net of underwriting commissions	249,750,000
Proceeds from the sale of Private Placement Shares	2,000,000
Proceeds from exercise of the over-allotment option	37,500,000
Payment of offering costs	(180,947)
Net cash provided by financing activities	289,025,428

Net change in cash	1,041,072
Cash - beginning of the period	20,000
Cash - end of the period	$1,061,072

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	$18,105,640
Offering costs included in accrued offering costs	$640,194
Deferred underwriting commissions payable in connection with the initial public offering	$15,812,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Organization and Business Operations

Fortress Value Acquisition Corp. V (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 24, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company may pursue an acquisition in any geography or industry for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

The Company is an emerging growth company and, as such, the Company is subject to all the risks associated with emerging growth companies. All activity through March 31, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2026. On February 27, 2026, the Company consummated its Initial Public Offering (the “Initial Public Offering”) of 25,000,000 shares of public Class A ordinary shares (the “Public Shares”) at $10.00 per share, generating gross proceeds of $250.0 million and incurring offering costs of $14.8 million, inclusive of $13.8 million in deferred underwriting commissions (see Note 5). In March 2026, the underwriter exercised its over-allotment option and purchased 3,750,000 Class A ordinary shares at the initial public offering price to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $37.5 million and incurring additional offering costs of $2.2 million, inclusive of approximately $2.1 million in deferred underwriting commissions (see Note 4).

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (the “Private Placement”) of 200,000 private placement shares at $10.00 per share (the “Private Placement Shares”) with the Company’s sponsor, Fortress Value Acquisition Sponsor V LLC (the “Sponsor”), generating gross proceeds of $2.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the exercise of the over-allotment option, a portion of the $287.5 million ($10.00 per share) aggregate cash proceeds of the sale of the Public Shares in the Initial Public Offering and the over-allotment exercise and a portion of the proceeds from the sale of the Private Placement Shares in the Private Placement were placed in a U.S. based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2026, the Company has $1.1 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, the exercise of the over-allotment option and the Private Placement held outside the Trust Account, although substantially all of the net proceeds held outside of the Trust Account are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. Pursuant to the Company’s amended and related memorandum and articles of association, as long as the Company’s securities are listed on the Nasdaq Global Market (“Nasdaq”), the Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. The Company anticipates structuring its initial Business Combination so that the post-transaction company, in which the Company’s Public Shareholders own shares, will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. However, the Company may structure its initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Management has agreed that an amount equal to at least $10.00 per share sold in the Initial Public Offering will be held in a Trust Account and will be held in cash, including in demand deposits at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company will provide its shareholders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial Business Combination either (i) in connection with a shareholder meeting called to approve the proposed Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (the “SEC”). The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (initially approximately $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for working capital requirements (up to $500,000 per year of permitted withdrawals, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account that may be released to the Company to fund working capital requirements, provided that only $125,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to the Company during the three month period that will begin 24 months from the closing of this Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of this Initial Public Offering) and/or to pay the Company’s tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on us), calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination (except with respect to any Public Shares which may not be voted in favor of approving a Business Combination in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose any amendment to the Company’s amended and restated memorandum and articles of association that would affect (i) the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination within the completion window or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides its Public Shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash equal to the aggregate amount then on deposit in the Trust Account and not previously released for permitted withdrawals (up to $500,000 per year of permitted withdrawals, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account that may be released to the Company to fund working capital requirements, provided that only $125,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to the Company during the three month period that will begin 24 months from the closing of this Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of this Initial Public Offering) and up to $100,000 of dissolution expenses, if any.

If the Company is unable to complete a Business Combination within 24 months (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering), or such earlier date as the Company’s board of directors may approve (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released for permitted withdrawals (up to $500,000 per year of permitted withdrawals, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account that may be released to the Company to fund working capital requirements, provided that only $125,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to the Company during the three month period that will begin 24 months from the closing of this Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of this Initial Public Offering) and up to $100,000 of dissolution expenses, if any.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest the Company is entitled to withdraw for permitted withdrawals and up to $100,000 of dissolution expenses, if any. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the period from November 24, 2025 (inception) through December 31, 2025 filed in the final prospectus with the SEC on February 26, 2026.

Liquidity and capital resources

As of March 31, 2026, the Company had $1.1 million in cash and working capital of $0.8 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of March 31, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2026.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2026, which management considered in formulating its estimate, could change in the near term due to one or more future significant events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investments held in Trust Account

The proceeds held in the Trust Account may only be invested (i) in U.S. government treasury obligations with a maturity of 185 days or less or (ii) in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are currently invested in a U.S. Treasury securities money market fund, which are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of these U.S. Treasury securities is included in interest and dividend income in the unaudited condensed statement of operations. The Company had $288.3 million and no investments held in the Trust Account as of March 31, 2026 and December 31, 2025, respectively.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and exercise of the over-allotment option and totaled approximately $16.9 million, inclusive of $15.8 million in deferred underwriting commissions. Offering costs were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option was deemed to be a freestanding financial instrument and was accounted for as a liability pursuant to ASC 480 as it was not fully exercised at the time of the Initial Public Offering. In March 2026, subsequent to the Initial Public Offering, the underwriter exercised the over-allotment option in full. The 3,750,000 Class A ordinary shares were delivered to the underwriter in connection with the closing on March 9, 2026, therefore there is no liability for the over-allotment option as of March 31, 2026.

Income taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBA”) was signed into law. ASC 740, “Income Taxes” requires the effects of changes in tax laws to be recognized in the period in which legislation is enacted. The Company evaluated the provisions of the OBBA and determined that adoption of the new law did not have a material impact on its condensed financial statements or related disclosures.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” The Company’s condensed statement of operations includes a presentation of net income (loss) per ordinary share in a manner similar to the two-class method of net income (loss) per ordinary share.

Net income (loss) per ordinary share, basic for Class A ordinary shares subject to possible redemption for the three months ended March 31, 2026 were calculated by dividing (i) the allocation of net income to Class A ordinary shares subject to possible redemption of $481,854 by (ii) the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.

Net income (loss) per ordinary share, basic for Class A and Class B ordinary shares not subject to redemption for the three months ended March 31, 2026 were calculated by dividing (i) the allocation of net income to Class A and Class B ordinary shares not subject to redemption of $312,333 by (ii) the weighted average number of Class A and Class B ordinary shares not subject to redemption outstanding for the period.

Net income (loss) per ordinary share, diluted for Class A ordinary shares subject to possible redemption for the three months ended March 31, 2026 were calculated by dividing (i) the allocation of net income to Class A ordinary shares subject to possible redemption of $462,511 by (ii) the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.

Net income (loss) per ordinary share, diluted for Class A and Class B ordinary shares not subject to redemption for the three months ended March 31, 2026 were calculated by dividing (i) the allocation of net income to Class A and Class B ordinary shares not subject to redemption of $331,676 by (ii) the weighted average number of Class A and Class B ordinary shares not subject to redemption outstanding for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation insurance limits of $250,000. As of March 31, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, respectively, 28,750,000 and no shares of Class A ordinary shares subject to possible redemption at the redemption value are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering and exercise of over-allotment option	$287,500,000
Less:
Proceeds allocation to over-allotment option liability	(359,250)
Offering costs related to Class A ordinary shares subject to possible redemption	(16,932,266)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	18,105,640
Class A ordinary shares subject to possible redemption at March 31, 2026	$288,314,124

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. Initial Public Offering

In connection with the Initial Public Offering, the Company sold 25,000,000 shares of Class A ordinary shares, at a price of $10.00 per share. In March 2026, the underwriter exercised its over-allotment option and purchased 3,750,000 Class A ordinary shares at the initial public offering price to cover over-allotments made in the Initial Public Offering.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Related Party Transactions

Founder shares

In December 2025, the Company issued an aggregate of 7,187,500 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. The Sponsor had agreed to forfeit an aggregate of up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. In March 2026, subsequent to Initial Public Offering, the underwriter exercised the over-allotment option in full. Accordingly, none of the aforementioned Class B ordinary shares were forfeited. The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment (see Note 6). The Sponsor waives its rights to liquidating distributions with respect to any Founder Shares if the Company fails to complete an initial Business Combination.

Prior to the Initial Public Offering, the Sponsor sold 30,000 Founder Shares to an independent director of the Company, for the same per-share price initially paid by the Sponsor. Subsequent to the transfer, the Sponsor held 7,157,500 Class B ordinary shares. The total consideration paid for these Founder Shares was approximately $100. Each Founder Share will automatically convert to one Class A ordinary share concurrently with or immediately following the consummation of the Business Combination. The Initial Shareholders will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination.

The sale of the Founder Shares to the Company’s independent director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the sale date. The fair value of the 30,000 shares sold to the Company’s independent director was less than $0.1 million or $1.50 per share as of the sale date. As the holder of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination, compensation expense related to the sale of the 30,000 Founder Shares is deferred until the Business Combination is deemed probable. As of March 31, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, share exchange, asset acquisition, share purchase, reorganization or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private placement

Substantially concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 200,000 Private Placement Shares at $10.00 per share, or $2.0 million in the aggregate. These Private Placement Shares are identical to the Class A ordinary shares except that such Private Placement Shares will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to complete its initial Business Combination. A portion of the proceeds from the Private Placement Shares have been added to the proceeds from the Initial Public Offering and are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Sponsor waives its rights to liquidating distributions from the Trust Account with respect to the Private Placement Shares if the Company fails to complete an initial Business Combination. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Business Combination.

Promissory note—related party

The Company’s Sponsor loaned the Company an aggregate of $160,375 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing. The Company repaid the promissory note on February 27, 2026.

Office space and related support services

During February 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space, utilities and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2026, the Company had less than $0.1 million in accrued expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Related party loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2026 and December 31, 2025, respectively, no Working Capital Loans were outstanding.

5. Commitments and Contingencies

Registration rights

The holders of the Founder Shares, Private Placement Shares and the Private Placement Shares that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement which was signed prior to the closing date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Shares to cover over-allotments, if any, at the price paid by the underwriter in the Initial Public Offering. In March 2026, subsequent to the Initial Public Offering, the underwriter exercised the over-allotment in full. The underwriter was entitled to an underwriting discount of $0.01 per share, or $0.3 million paid upon the closing of the Initial Public Offering. There will be no incremental upfront underwriting discounts or commissions in regards to the underwriter’s over-allotment option. Additionally, a deferred underwriting discount of $0.55 per share, or $15.8 million in the aggregate will be payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risks and uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

6. Shareholders’ Deficit

Class A ordinary shares—The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2026 and December 31, 2025, there were 28,950,000 shares and no shares, respectively, of Class A ordinary shares issued and outstanding, of which 28,750,000 shares of Class A ordinary shares were subject to possible redemption as of March 31, 2026 and no shares as of December 31, 2025 and are included in temporary equity (see Note 2).

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. The Company issued 7,187,500 Class B ordinary shares in December 2025. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

Prior to the initial Business Combination, only holders of the Founder Shares will be entitled to vote on the appointment or removal of the Company’s directors or in a vote to transfer the Company by way of continuation to a jurisdiction outside the Cayman Islands. Otherwise, holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law or the applicable rules of Nasdaq then in effect.

In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding the Private Placement Shares and any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding, respectively.

7. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	Fair Value
	March 31, 2026	December 31, 2025	Valuation Method
Assets:
Investments held in Trust Account	$288,314,124	$—	Level 1 - Quoted prices in active markets for identical instruments

Liabilities:
Over-allotment option liability	$—	$—	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities

As of March 31, 2026 and December 31, 2025, the recorded values of cash, accrued offering costs and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

A Black-Scholes option model was used to value the over-allotment option liability. The over-allotment option liability was classified as a Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs in the Black-Scholes option pricing model for the over-allotment option liability were as follows as of the date of exercise on March 9, 2026:

Input	As of March 9, 2026
Risk-free interest rate	3.7%
Expected volatility	5.5%
Dividend yield	0.0%
Expected term (days)	35
Exercise price	$10.00

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the underwriter’s over-allotment option. Expected volatility is based on actual historical volatility of comparable special purpose acquisition companies as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the over-allotment period.

The following table presents the changes in the fair value of Level 3 fair value measurements:

Level 3
Balance as of December 31, 2025	$—
Over-allotment option liability as of February 27, 2026 (Initial Public Offering)	359,250
Change in fair value	(36,750)
Exercise of over-allotment option liability	(322,500)
Balance as of March 31, 2026	$—

8. Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Company’s executive officers, who review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews certain metrics, which include the following:

March 31, 2026
Total Assets	$289,827,584

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2026
Formation, general and administrative expenses	$56,687
Interest and dividend income	$814,124

The CODM reviews total assets to assess if the Company has sufficient resources available to discharge its liabilities and to complete a business combination or similar transaction.

Formation, general and administrative expenses and interest and dividend income are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. These items, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other item segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

9. Subsequent Events

The notes to the condensed financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2026 (referred to as “subsequent events”) through the date these condensed financial statements were issued. Management has evaluated the subsequent events through the issuance date and has concluded that no other material subsequent events have occurred that require additional adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Fortress Value Acquisition Corp. V. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (the “SEC”) filings. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from geopolitical events like the conflict in Ukraine, Iran, Israel, and Gaza and economic impacts such as inflation and rising interest rates;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the number of redemptions by our public shareholders in connection with a business combination;

●	our financial performance; and

●	the other risks and uncertainties discussed in “Risk Factors”.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on November 24, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Business Combination”). Although we may pursue an acquisition in any geography or industry for purposes of consummating a Business Combination, we intend to capitalize on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. Our Sponsor is Fortress Value Acquisition Sponsor V LLC (the “Sponsor”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on February 25, 2026. On February 27, 2026, we consummated our Initial Public Offering of 25,000,000 shares of public Class A ordinary shares (the “Public Shares”) at $10.00 per share, generating gross proceeds of $250.0 million and incurring offering costs of $14.8 million, inclusive of $13.8 million in deferred underwriting commissions. In March 2026, the underwriter exercised its over-allotment option and purchased 3,750,000 Class A ordinary shares at the initial public offering price to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $37.5 million and incurring additional offering costs of $2.2 million, inclusive of approximately $2.1 million in deferred underwriting commissions.

Substantially concurrently with the closing of the Initial Public Offering, we consummated a private placement (the “Private Placement”) of 200,000 private placement shares at $10.00 per share (the “Private Placement Shares”) with the Company’s sponsor, Fortress Value Acquisition Sponsor V LLC (the “Sponsor”), generating gross proceeds of $2.0 million.

Upon the closing of the Initial Public Offering and the exercise of the over-allotment option, a portion of the $287.5 million ($10.00 per share) aggregate cash proceeds of the sale of the Public Shares in the Initial Public Offering and the over-allotment exercise and a portion of the proceeds from the sale of the Private Placement Shares in the Private Placement were placed in a U.S. based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Results of Operations

Since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2026, we had net income of $0.8 million which consisted of $0.8 million in interest and dividend income and a change in the fair value of the over-allotment option liability of less than $0.1 million partially offset by less than $0.1 million in formation, general and administrative expenses.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2026, we had $1.1 million in our operating bank account and working capital surplus of $0.8 million.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, up to $0.3 million in loans from our Sponsor and the proceeds not held in the Trust Account which resulted from the consummation of the Initial Public Offering and the sale of Private Placement Shares to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Shares, which resulted in $287.5 million ($10.00 per share) being placed into a Trust Account and payment of expenses, we had $1.1 million in cash held outside of the Trust Account as of March 31, 2026, which we intend to use for working capital purposes.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (see Related Party Transactions).

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable and accrued expenses.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Founder shares

In December 2025, the Company issued an aggregate of 7,187,500 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. The Sponsor had agreed to forfeit an aggregate of up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. In March 2026, subsequent to Initial Public Offering, the underwriter exercised the over-allotment option in full. Accordingly, none of the aforementioned Class B ordinary shares were forfeited. The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. The Sponsor waives its rights to liquidating distributions with respect to any Founder Shares if the Company fails to complete an initial Business Combination.

Prior to the Initial Public Offering, the Sponsor sold 30,000 Founder Shares to an independent director of the Company, for the same per-share price initially paid by the Sponsor. Subsequent to the transfer, the Sponsor held 7,157,500 Class B ordinary shares. The total consideration paid for these Founder Shares was approximately $100. Each Founder Share will automatically convert to one Class A ordinary share concurrently with or immediately following the consummation of the Business Combination. The Initial Shareholders will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination.

Private placement

Substantially concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 200,000 Private Placement Shares at $10.00 per share, or $2.0 million in the aggregate. These Private Placement Shares are identical to the Class A ordinary shares except that such Private Placement Shares will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to complete its initial Business Combination. A portion of the proceeds from the Private Placement Shares have been added to the proceeds from the Initial Public Offering and are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Sponsor waives its rights to liquidating distributions from the Trust Account with respect to the Private Placement Shares if the Company fails to complete an initial Business Combination. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Business Combination.

Promissory note—related party

Our Sponsor loaned us an aggregate of $160,375 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing. The Company repaid the promissory note on February 27, 2026.

Office space and related support services

During February 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space, utilities and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2026, the Company had less than $0.1 million in accrued expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2026 and December 31, 2025, respectively, no Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor $20,000 per month for office space, utilities and administrative services.

The underwriter is entitled to a deferred underwriting discount of $15,812,500 (5.5% of the gross proceeds of the Initial Public Offering held in the Trust Account) upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes its Business Combination. The underwriter is not entitled to any interest accrued on the deferred discount.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future significant events. Actual results could materially differ from those estimates.

Over-allotment option liability

The Company reports its over-allotment option liability at fair value. The fair value of our over-allotment option was determined using a Black-Scholes valuation model uses significant inputs related to the risk-free interest rate, expected volatility, dividend yield and expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the underwriter’s over-allotment option. Expected volatility is based on actual historical volatility of comparable special purpose acquisition companies as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the over-allotment period. In March 2026, the underwriter exercised the over-allotment option in full, therefore there was no liability for the over-allotment option as of March 31, 2026.

Sale of Founder Shares

The sale of the Founder Shares to the Company’s independent director is in the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the sale date. The fair value of the 30,000 shares sold to the Company’s independent director was less than $0.1 million or $1.50 per share as of the sale date.

Recent accounting pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Jumpstart our Business Startups (“JOBS”) Act

Section 102(b)(1) of the JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026.

Management’s Report on Internal Controls over Financial Reporting

The Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, filed with the SEC on February 26, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2025, the Company issued an aggregate of 7,187,500 Class B ordinary shares to our Sponsor in exchange for an aggregate capital contribution of $25,000. In February 2026, the Sponsor sold a total of 30,000 Founder Shares to an independent director of the Company for the same per-share price paid for by the Sponsor. As of March 31, 2026, the Sponsor held 7,157,500 Founder Shares.

On February 27, 2026, the Company consummated its Initial Public Offering of 25,000,000 shares of public Class A ordinary shares at $10.00 per share, generating gross proceeds of $250.0 million. In March 2026, the underwriter exercised its over-allotment option and purchased 3,750,000 Class A ordinary shares at the Initial Public Offering price, generating additional gross proceeds of $37.5 million. Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 200,000 private placement shares (the “Private Placement Shares”) at $10.00 per share with the Company’s sponsor, Fortress Value Acquisition Sponsor V LLC generating gross proceeds of $2.0 million. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

There have been no material changes in the planned use of proceeds from the Initial Public Offering and Private Placement as described in the Company’s final prospectus for its Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Value Acquisition Corp. V

	By:	/s/ John Konawalik
John Konawalik
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

April 30, 2026