Form 10-Q
period 2026-06-30
Fortress Value Acquisition Corp. V
filed 2026-08-06
CIK 1850733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-43167

FORTRESS VALUE ACQUISITION CORP. V

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1901881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, NY 10105

(Address of principal executive offices) (Zip Code)

(212) 798-6100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	FVAV	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of July 27, 2026, 28,950,000 Class A ordinary shares, par value $0.0001 per share and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp. V

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTRESS VALUE ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets:
Cash	$924,227	$20,000
Prepaid expenses	381,328	—
Total current assets	1,305,555	20,000
Investments held in Trust Account	290,864,766	—
Deferred offering costs	—	594,979
Total Assets	$292,170,321	$614,979

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs	$616,118	$546,354
Accounts payable and accrued expenses	747,187	72,140
Note payable - related party	—	43,625
Total current liabilities	1,363,305	662,119
Deferred underwriting commissions	15,812,500	—
Total Liabilities	17,175,805	662,119

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 shares issued and outstanding at redemption value of $10.12 per share as of June 30, 2026	290,864,766	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; none issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 200,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of June 30, 2026	20	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 7,187,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively(1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(15,870,989)	(72,140)
Total Shareholders’ Deficit	(15,870,250)	(47,140)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$292,170,321	$614,979

(1)	As of December 31, 2025, the 7,187,500 of Class B ordinary shares include 937,500 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. In March 2026, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Formation, general and administrative expenses	$834,157	$890,844
Loss from operations	(834,157)	(890,844)

Other income (loss):
Interest and dividend income	2,550,642	3,364,766
Change in fair value of over-allotment option liability	—	36,750
Total other income (loss)	2,550,642	3,401,516

Net income	$1,716,485	$2,510,672

Basic weighted average shares outstanding, Class A ordinary shares subject to possible redemption	28,750,000	19,488,950
Basic net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.09

Basic weighted average shares outstanding, Class A and B ordinary shares not subject to redemption	7,387,500	6,977,486
Basic net income per share, Class A and B ordinary shares not subject to redemption	$0.05	$0.09

Diluted weighted average Class A ordinary shares subject to possible redemption	28,750,000	19,488,950
Diluted net income per Class A ordinary shares subject to possible redemption	$0.05	$0.09

Diluted weighted average Class A and B ordinary shares not subject to redemption	7,387,500	7,324,517
Diluted net income per Class A and B ordinary shares not subject to redemption	$0.05	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. V

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and six months ended June 30, 2026

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025(1)	—	$—	7,187,500	$719	$24,281	$(72,140)	$(47,140)
Sale of Private Placement shares	200,000	20	—	—	1,999,980	—	2,000,000
Exercise of over-allotment option at fair value	—	—	—	—	322,500	—	322,500
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(2,346,761)	(15,758,879)	(18,105,640)
Net income	—	—	—	—	—	794,187	794,187
Balance - March 31, 2026	200,000	$20	7,187,500	$719	$—	$(15,036,832)	$(15,036,093)

Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(2,550,642)	(2,550,642)
Net income	—	—	—	—	—	1,716,485	1,716,485
Balance - June 30, 2026	200,000	$20	7,187,500	$719	$—	$(15,870,989)	$(15,870,250)

(1)	The 7,187,500 of Class B ordinary shares include 937,500 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. In March 2026, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. V

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2026

(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,510,672
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income from investments held in Trust Account	(3,364,766)
Change in fair value of over-allotment option liability	(36,750)
Changes in operating assets and liabilities:
Prepaid expenses	(381,328)
Accounts payable and accrued expenses	675,047
Net cash used in operating activities	(597,125)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from Sponsor loan	116,750
Repayment of Sponsor loan	(160,375)
Proceeds received from Initial Public Offering of Public Shares, net of underwriting commissions	249,750,000
Proceeds from the sale of Private Placement Shares	2,000,000
Proceeds from exercise of the over-allotment option	37,500,000
Payment of offering costs	(205,023)
Net cash provided by financing activities	289,001,352

Net change in cash	904,227
Cash - beginning of the period	20,000
Cash - end of the period	$924,227

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	$20,656,282
Offering costs included in accrued offering costs	$616,118
Deferred underwriting commissions payable in connection with the initial public offering	$15,812,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

The Company is an emerging growth company and, as such, the Company is subject to all the risks associated with emerging growth companies. All activity through June 30, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2026. On February 27, 2026, the Company consummated its Initial Public Offering (the “Initial Public Offering”) of 25,000,000 public Class A ordinary shares (the “Public Shares”) at $10.00 per share, generating gross proceeds of $250.0 million and incurring offering costs of $14.8 million, inclusive of $13.8 million in deferred underwriting commissions (see Note 5). In March 2026, the underwriter exercised its over-allotment option and purchased 3,750,000 Class A ordinary shares at the initial public offering price to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $37.5 million and incurring additional offering costs of $2.2 million, inclusive of approximately $2.1 million in deferred underwriting commissions (see Note 5).

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

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2026, the Company has $0.9 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, the exercise of the over-allotment option and the Private Placement held outside the Trust Account, although substantially all of the net proceeds held outside of the Trust Account are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. Pursuant to the Company’s amended and restated memorandum and articles of association, as long as the Company’s securities are listed on the Nasdaq Global Market (“Nasdaq”), the Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. The Company anticipates structuring its initial Business Combination so that the post-transaction company, in which the Company’s Public Shareholders own shares, will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. However, the Company may structure its initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Management has agreed that an amount equal to at least $10.00 per share sold in the Initial Public Offering will be held in a Trust Account and will be held in cash, including in demand deposits at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company will provide its shareholders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial Business Combination either (i) in connection with a shareholder meeting called to approve the proposed Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (the “SEC”). The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (initially approximately $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for working capital requirements (up to $500,000 per year of permitted withdrawals, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account that may be released to the Company to fund working capital requirements, provided that only $125,000, plus the rollover of unused amounts from prior years, of interest earned on the funds held in the Trust Account may be released to the Company during the three month period that will begin 24 months from the closing of this Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of this Initial Public Offering) and/or to pay the Company’s tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company), calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination (except with respect to any Public Shares which may not be voted in favor of approving a Business Combination in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the period from November 24, 2025 (inception) through December 31, 2025 filed in the final prospectus with the SEC on February 26, 2026.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Liquidity and capital resources

As of June 30, 2026, the Company had $0.9 million in cash and working capital deficit of $0.1 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of June 30, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

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

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Use of estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2026.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2026, which management considered in formulating its estimate, could change in the near term due to one or more future significant events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments held in Trust Account

The proceeds held in the Trust Account may only be invested (i) in U.S. government treasury obligations with a maturity of 185 days or less or (ii) in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are currently invested in a U.S. Treasury securities money market fund, which are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of these U.S. Treasury securities is included in interest and dividend income in the unaudited condensed statements of operations. The Company had $290.9 million and no investments held in the Trust Account as of June 30, 2026 and December 31, 2025, respectively.

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

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option was deemed to be a freestanding financial instrument and was accounted for as a liability pursuant to ASC 480 as it was not fully exercised at the time of the Initial Public Offering. In March 2026, subsequent to the Initial Public Offering, the underwriter exercised the over-allotment option in full. The 3,750,000 Class A ordinary shares were delivered to the underwriter in connection with the closing on March 9, 2026, therefore there is no liability for the over-allotment option as of June 30, 2026.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” The Company’s condensed statements of operations includes a presentation of net income (loss) per ordinary share in a manner similar to the two-class method of net income (loss) per ordinary share.

Net income (loss) per ordinary share, basic for Class A ordinary shares subject to possible redemption for the three and six months ended June 30, 2026 were calculated by dividing (i) the allocation of net income to Class A ordinary shares subject to possible redemption of $1,365,588 and $1,848,770, respectively, by (ii) the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Net income (loss) per ordinary share, basic for Class A and Class B ordinary shares not subject to redemption for the three and six months ended June 30, 2026 were calculated by dividing (i) the allocation of net income to Class A and Class B ordinary shares not subject to redemption of $350,897 and $661,902, respectively, by (ii) the weighted average number of Class A and Class B ordinary shares not subject to redemption outstanding for the period.

Net income (loss) per ordinary share, diluted for Class A ordinary shares subject to possible redemption for the three and six months ended June 30, 2026 were calculated by dividing (i) the allocation of net income to Class A ordinary shares subject to possible redemption of $1,365,588 and $1,824,843, respectively, by (ii) the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.

Net income (loss) per ordinary share, diluted for Class A and Class B ordinary shares not subject to redemption for the three and six months ended June 30, 2026 were calculated by dividing (i) the allocation of net income to Class A and Class B ordinary shares not subject to redemption of $350,897 and $685,829, respectively, by (ii) the weighted average number of Class A and Class B ordinary shares not subject to redemption outstanding for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation insurance limits of $250,000. As of June 30, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, respectively, 28,750,000 and no Class A ordinary shares subject to possible redemption at the redemption value are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering and exercise of over-allotment option	$287,500,000
Less:
IPO proceeds allocated to over-allotment option liability	(359,250)
Offering costs related to Class A ordinary shares subject to possible redemption	(16,932,266)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	18,105,640
Class A ordinary shares subject to possible redemption at March 31, 2026	288,314,124
Remeasurement of Class A ordinary shares subject to possible redemption	2,550,642
Class A ordinary shares subject to possible redemption at June 30, 2026	$290,864,766

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3.	Initial Public Offering

In connection with the Initial Public Offering, the Company sold 25,000,000 Class A ordinary shares, at a price of $10.00 per share. In March 2026, the underwriter exercised its over-allotment option and purchased 3,750,000 Class A ordinary shares at the initial public offering price to cover over-allotments made in the Initial Public Offering.

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

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Prior to the Initial Public Offering, the Sponsor sold 30,000 Founder Shares to an independent director of the Company, for the same per-share price initially paid by the Sponsor. In May 2026, the Sponsor sold an additional 30,000 Founder Shares to another independent director of the Company, for the same per-share price initially paid by the Sponsor. Each director’s total consideration paid for these Founder Shares was approximately $100. Subsequent to these transfers, the Sponsor holds 7,127,500 Class B ordinary shares. Each Founder Share will automatically convert to one Class A ordinary share concurrently with or immediately following the consummation of the Business Combination. The Initial Shareholders will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination.

The sale of the Founder Shares to the Company’s independent director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the sale date. The fair value of the 30,000 shares sold to the Company’s independent director prior to the IPO was less than $0.1 million or $1.50 per share as of the sale date. The fair value of the additional 30,000 Founder Shares sold to the Company’s other independent director during May 2026 was $0.1 million or $3.81 per share as of the sale date. As the holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination, compensation expense related to the sale of these Founder Shares is deferred until the Business Combination is deemed probable. As of June 30, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Promissory note—related party

The Company’s Sponsor loaned the Company an aggregate of $160,375 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing. The Company repaid the promissory note on February 27, 2026.

Office space and related support services

During February 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space, utilities and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2026, the Company had no accrued expenses payable for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2026 and December 31, 2025, respectively, no Working Capital Loans were outstanding.

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

Underwriting agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Shares to cover over-allotments, if any, at the price paid by the underwriter in the Initial Public Offering. In March 2026, subsequent to the Initial Public Offering, the underwriter exercised the over-allotment in full. The underwriter was entitled to an underwriting discount of $0.01 per share, or $0.3 million paid upon the closing of the Initial Public Offering. There were no incremental upfront underwriting discounts or commissions in regards to the underwriter’s over-allotment option. Additionally, a deferred underwriting discount of $0.55 per share, or $15.8 million in the aggregate will be payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

6.	Shareholders’ Deficit

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2026 and December 31, 2025, there were 28,950,000 shares and no shares, respectively, of Class A ordinary shares issued and outstanding, of which 28,750,000 Class A ordinary shares were subject to possible redemption as of June 30, 2026 and no shares as of December 31, 2025 and are included in temporary equity (see Note 2).

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

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding, respectively.

7.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	Fair Value
	June 30, 2026	December 31, 2025	Valuation Method
Assets:
Investments held in Trust Account	$290,864,766	$—	Level 1 - Quoted prices in active markets for identical instruments

As of June 30, 2026 and December 31, 2025, the recorded values of cash, accrued offering costs and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

FORTRESS VALUE ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

June 30, 2026
Total Assets	$292,170,321

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Formation, general and administrative expenses	$834,157	$890,844
Interest and dividend income	$2,550,642	$3,364,766

The CODM reviews total assets to assess if the Company has sufficient resources available to discharge its liabilities and to complete a business combination or similar transaction.

Formation, general and administrative expenses and interest and dividend income are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. These items, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

9.	Subsequent Events

The notes to the condensed financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2026 (referred to as “subsequent events”) through the date these condensed financial statements were issued. Management has evaluated the subsequent events through the issuance date and has concluded that no other material subsequent events have occurred that require additional adjustment or disclosure in the condensed financial statements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (the “SEC”) filings. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from geopolitical events like the conflict in Ukraine, Iran, Israel, and Gaza and economic impacts such as inflation and rising interest rates;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the number of redemptions by our public shareholders in connection with a business combination;

●	our financial performance; and

●	the other risks and uncertainties discussed in “Risk Factors.”

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on November 24, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Business Combination”). Although we may pursue an acquisition in any geography or industry for purposes of consummating a Business Combination, we intend to capitalize on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. Our Sponsor is Fortress Value Acquisition Sponsor V LLC (the “Sponsor”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on February 25, 2026. On February 27, 2026, we consummated our Initial Public Offering of 25,000,000 public Class A ordinary shares (the “Public Shares”) at $10.00 per share, generating gross proceeds of $250.0 million and incurring offering costs of $14.8 million, inclusive of $13.8 million in deferred underwriting commissions. In March 2026, the underwriter exercised its over-allotment option and purchased 3,750,000 Class A ordinary shares at the initial public offering price to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $37.5 million and incurring additional offering costs of $2.2 million, inclusive of approximately $2.1 million in deferred underwriting commissions.

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

Results of Operations

Since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not generate any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2026, we had net income of $1.7 million which consisted of $2.6 million in interest and dividend income partially offset by $0.8 million in formation, general and administrative expenses.

For the six months ended June 30, 2026, we had net income of $2.5 million which consisted of $3.4 million in interest and dividend income and a change in the fair value of the over-allotment option liability of less than $0.1 million partially offset by $0.9 million in formation, general and administrative expenses.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2026, we had $0.9 million in our operating bank account and working capital deficit of $0.1 million.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, up to $0.3 million in loans from our Sponsor and the proceeds not held in the Trust Account which resulted from the consummation of the Initial Public Offering and the sale of Private Placement Shares to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Shares, which resulted in $287.5 million ($10.00 per share) being placed into a Trust Account and payment of expenses, we had $0.9 million in cash held outside of the Trust Account as of June 30, 2026, which we intend to use for working capital purposes.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Prior to the Initial Public Offering, the Sponsor sold 30,000 Founder Shares to an independent director of the Company, for the same per-share price initially paid by the Sponsor. In May 2026, the Sponsor sold an additional 30,000 Founder Shares to another independent director of the Company, for the same per-share price initially paid by the Sponsor. Each director’s total consideration paid for these Founder Shares was approximately $100. Subsequent to these transfers, the Sponsor holds 7,127,500 Class B ordinary shares. Each Founder Share will automatically convert to one Class A ordinary share concurrently with or immediately following the consummation of the Business Combination. The Initial Shareholders will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination.

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

Office space and related support services

During February 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space, utilities and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2026, the Company had no accrued expenses payable for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2026 and December 31, 2025, respectively, no Working Capital Loans were outstanding.

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

Sale of Founder Shares

The sale of the Founder Shares to the Company’s independent director is in the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the sale date. The fair value of the 30,000 shares sold to the Company’s independent director prior to the IPO was less than $0.1 million or $1.50 per share as of the sale date. The fair value of the additional 30,000 Founder Shares sold to the Company’s other independent director during May 2026 was $0.1 million or $3.81 per share as of the sale date.

Recent accounting pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026.

Management’s Report on Internal Controls over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2025, the Company issued an aggregate of 7,187,500 Class B ordinary shares to our Sponsor in exchange for an aggregate capital contribution of $25,000. In February 2026, the Sponsor sold a total of 30,000 Founder Shares to an independent director of the Company for the same per-share price paid for by the Sponsor. In May 2026, the Sponsor sold an additional 30,000 Founder Shares to another independent director of the Company, for the same per-share price initially paid by the Sponsor. As of June 30, 2026, the Sponsor held 7,127,500 Founder Shares.

On February 27, 2026, the Company consummated its Initial Public Offering of 25,000,000 public Class A ordinary shares at $10.00 per share, generating gross proceeds of $250.0 million. In March 2026, the underwriter exercised its over-allotment option and purchased 3,750,000 Class A ordinary shares at the Initial Public Offering price, generating additional gross proceeds of $37.5 million. Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 200,000 private placement shares (the “Private Placement Shares”) at $10.00 per share with the Company’s sponsor, Fortress Value Acquisition Sponsor V LLC generating gross proceeds of $2.0 million. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

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

August 6, 2026